Form 10-K
period 2022-12-31
Mercedes-Benz Auto Lease Trust 2021-B
filed 2023-03-29
CIK 1864833

Internal

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Internal

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Internal

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank Trust Company, National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), Mercedes-Benz Vehicle Trust (as successor by merger to Daimler Trust) (the “Titling Trust”), Collateral Title Co. (f/k/a as Daimler Title Co.) (the “Collateral Agent”), the Issuing Entity, or any other party contemplated by Item 1117 of Regulation AB or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the “Notes”), except to the extent set forth below with respect to the Indenture Trustee.

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

Internal

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Depositor is an affiliate of Mercedes-Benz Financial Services USA (“MBFS USA”), which acts as Sponsor, Servicer, Administrator and Titling Trust Administrator. MBFS USA is the sole equity member of the Depositor. Mercedes-Benz Trust Holdings LLC (f/k/a Daimler Trust Holdings LLC) (“Holdings”), the Initial Beneficiary of the Titling Trust, is also a wholly owned subsidiary of MBFS USA. The Indenture Trustee is an affiliate of the Collateral Agent. Other than as set forth in the following four paragraphs, there is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm’s length transaction with an unrelated third party, between any of the Titling Trust, Holdings, MBFS USA or the Issuing Entity.

At the time of the issuance of the Notes, Daimler Trust, a Delaware statutory trust (“DT”), acted as Titling Trust with respect to this securitization transaction and, in that capacity, issued the 2021-B Exchange Note that collateralizes the Notes. On January 31, 2023, DT entered into an Agreement of Merger (the “Merger Agreement”), dated as of January 31, 2023, among DT, as the target trust, Mercedes-Benz Vehicle Trust, a Delaware statutory trust (“MBVT” and, together with DT, the “Trusts”), as the surviving trust, BNY Mellon Trust of Delaware (“BNYM”), as trustee with respect to each of the Trusts, and Holdings, as Initial Beneficiary of the each of the Trusts and as beneficial owner of the Specified Interests in the Trusts. Under the Merger Agreement, effective at 11:00 p.m. eastern time on January 31, 2023 (the “Effective Time”), DT was merged into MBVT, with MBVT continuing as the surviving entity of such merger. Pursuant to the Merger Agreement, the trustee filed a certificate of merger (the “Certificate of Merger”) with respect to the merger with the Secretary of State of the State of Delaware on January 31, 2023.

MBVT was formed on March 15, 2022 and is organized under an Amended and Restated Trust Agreement, dated as of January 31, 2023 (the “MBVT Titling Trust Agreement”), among Holdings, as Initial Beneficiary, BNYM, as trustee, and MBFS USA, as Titling Trust Administrator. The primary business purpose of MBVT is to acquire leases and serve as record holder of title to vehicles in connection with asset-backed securities securitizations sponsored by MBFS USA, and in so doing, continue the activities previously conducted by DT in substantially the same manner but under the “Mercedes-Benz” name.

The Merger Agreement provides that, at the Effective Time and at all times thereafter, MBVT shall be liable for all of the debts, liabilities, obligations and duties of DT, each and all of which became debts, liabilities, obligations and duties of MBVT. Without limiting the foregoing, MBVT expressly assumed all of DT’s obligations under the 2021-B Exchange Note issued pursuant to the 2021-B Exchange Note Supplement, which collateralizes the Notes and each other exchange note outstanding at the Effective Time including, in each case, the due and punctual payment of the principal of and interest and the performance and observance of each and every agreement and covenant to be performed or observed by DT.

Under the MBVT Titling Trust Agreement, Holdings, as Initial Beneficiary, has directed the issuance at the Effective Time of a separate series of beneficial interest within MBVT within the meaning of Section 3806(b) of the Delaware Statutory Trust Act (a “Specified Interest”) to be known as the “Mercedes-Benz Retail Specified Interest” as to which the assets as of the Effective Time will consist of all assets previously allocated to the Daimler Retail Specified Interest issued under the DT Trust Agreement. A UCC financing statement has been filed in Delaware by MBVT in favor of Collateral Title Co. (formerly known as Daimler Title Co.), as Collateral Agent, to effect perfection of the security interest granted by MBVT in the leases and other related assets of MBVT under the Collateral Agency Agreement.

Internal

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instances of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer.

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

(a)         The following documents are filed as part of this report

(1)       Not applicable.

(2)       Not applicable.

(3)       See Item 15(b) below.

(b)         Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

1.1	Underwriting Agreement, dated June 22, 2021, among Daimler Trust Leasing LLC, as Depositor, Mercedes-Benz Financial Services USA LLC, and J.P. Morgan Securities LLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on June 24, 2021, which is incorporated herein by reference).

2.1	Agreement of Merger, dated as of January 31, 2023, among Daimler Trust, as the target trust, Mercedes-Benz Vehicle Trust, as the surviving trust, BNY Mellon Trust of Delaware, as trustee, and Mercedes-Benz Trust Holdings LLC, as initial beneficiary and beneficial owner of the Specified Interests (included as Exhibit 2.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).

2.2	Assumption Agreement of Mercedes-Benz Vehicle Trust, dated as of January 31, 2023, among Mercedes-Benz Vehicle Trust, Mercedes-Benz Trust Holdings LLC, and Mercedes-Benz Financial Services USA LLC (included as Exhibit 2.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).

Internal

Exhibit Number	Description

3.1	Certificate of Formation of Mercedes-Benz Trust Leasing LLC (f/k/a Daimler Trust Leasing LLC) (included in Exhibit 3.1 to the Registration Statement on Form SF-3, Nos. 333-265682 and 333-265682-01, as filed with the SEC on June 17, 2022, which is incorporated herein by reference).

3.2	Limited Liability Company Agreement of Daimler Trust Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.5	Trust Agreement of Mercedes-Benz Vehicle Trust, dated as of January 31, 2023, among Mercedes-Benz Trust Holdings LLC, as initial beneficiary, BNY Mellon Trust of Delaware, as trustee, and Mercedes-Benz Financial Services USA LLC, as titling trust administrator (included as Exhibit 3.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).

4.1	Indenture, dated as of June 1, 2021, between the Issuing Entity and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of June 1, 2021, among Daimler Trust Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

4.3	Amended and Restated Collateral Agency Agreement, dated as of March 1, 2009, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

4.4	2021-B Exchange Note Supplement, dated as of June 1, 2021, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

10.1	First-Tier Sale Agreement, dated as of June 1, 2021, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

10.2	Second-Tier Sale Agreement, dated as of June 1, 2021, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

10.3	Amended and Restated Servicing Agreement, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

Internal

Exhibit Number	Description

10.4	2021-B Servicing Supplement, dated as of June 1, 2021, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

10.5	Asset Representations Review Agreement, dated as of June 1, 2021, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

99.1	Intercreditor Agreement, dated as of August 1, 2007, among Mercedes-Benz Financial Services USA LLC, Daimler Trust, Daimler Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

99.2	2021-B Collateral Account Control Agreement, dated as of June 1, 2021, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

99.3	Titling Trust Account Control Agreement, dated as of June 1, 2021, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

99.4	2021-B Administration Agreement, dated as of June 1, 2021, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

(c)         Not applicable.

Item 16.               Form 10-K Summary.

Not included.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Internal

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

Internal

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
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer in
charge of the servicing function for the Servicer)

Dated: March 16, 2023

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, June 22, 2021, among Daimler Trust Leasing LLC, as Depositor, Mercedes-Benz Financial Services USA LLC, and J.P. Morgan Securities LLC, BNP Paribas Securities Corp. and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on June 24, 2021, which is incorporated herein by reference).
2.1	Agreement of Merger, dated as of January 31, 2023, among Daimler Trust, as the target trust, Mercedes-Benz Vehicle Trust, as the surviving trust, BNY Mellon Trust of Delaware, as trustee, and Mercedes-Benz Trust Holdings LLC, as initial beneficiary and beneficial owner of the Specified Interests (included as Exhibit 2.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).
2.2

Assumption Agreement of Mercedes-Benz Vehicle Trust, dated as of January 31, 2023, among Mercedes-Benz Vehicle Trust, Mercedes-Benz Trust Holdings LLC, and Mercedes-Benz Financial Services USA LLC (included as Exhibit 2.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).

3.1	Certificate of Formation of Mercedes-Benz Trust Leasing LLC (f/k/a Daimler Trust Leasing LLC) (included in Exhibit 3.2 to the Registration Statement on Form SF-3, Nos. 333-265682 and 333-265682-01, as filed with the SEC on June 17, 2022, which is incorporated herein by reference).
3.2	Limited Liability Company Agreement of Daimler Trust Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
3.3	Second Amended and Restated Trust Agreement, dated as of April 1, 2008, of Daimler Trust, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC, as initial beneficiary and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
3.4	Amendment to Second Amended and Restated Trust Agreement of Daimler Trust, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.4 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
3.5

Trust Agreement of Mercedes-Benz Vehicle Trust, dated as of January 31, 2023, among Mercedes-Benz Trust Holdings LLC, as initial beneficiary, BNY Mellon Trust of Delaware, as trustee, and Mercedes-Benz Financial Services USA LLC, as titling trust administrator (included as Exhibit 3.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on February 6, 2023, which is incorporated herein by reference).

4.1	Indenture, dated as of June 1, 2021, between the Issuing Entity and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

Exhibit Number	Description
4.2	Amended and Restated Trust Agreement, dated as of June 1, 2021, among Daimler Trust Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
4.3	Amended and Restated Collateral Agency Agreement, dated as of March 1, 2009, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
4.4

2021-B Exchange Note Supplement, dated as of June 1, 2021, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).

10.1	First-Tier Sale Agreement, dated as of June 1, 2021, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
10.2	Second-Tier Sale Agreement, dated as of June 1, 2021, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
10.3	Amended and Restated Servicing Agreement, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
10.4	2021-B Servicing Supplement, dated as of June 1, 2021, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
10.5	Asset Representations Review Agreement, dated as of June 1, 2021, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

Exhibit Number	Description
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.
99.1	Intercreditor Agreement, dated as of August 1, 2007, among Mercedes-Benz Financial Services USA LLC, Daimler Trust, Daimler Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
99.2	2021-B Collateral Account Control Agreement, dated as of June 1, 2021, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
99.3	Titling Trust Account Control Agreement, dated as of June 1, 2021, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).
99.4	2021-B Administration Agreement, dated as of June 1, 2021, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 1, 2021, which is incorporated herein by reference).